Form 10-K
period 2003-12-31
HOUSEHOLD MORTGAGE LOAN TRUST 2002 HC1
filed 2004-03-26
CIK 1176972

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File No. 333-89800-02

HOUSEHOLD MORTGAGE LOAN TRUST 2002-HC1
(Exact name of Registrant as specified in Department
of the Treasury, Internal Revenue Service Form SS-4)

HOUSEHOLD FINANCE CORPORATION
(Servicer of the Trust)
(Exact name as specified in Servicer's charter)
DELAWARE (State or other jurisdiction of incorporation of Servicer)	Not Applicable (I.R.S. Employer Identification Number of Registrant)

2700 SANDERS ROAD, PROSPECT HEIGHTS, ILLINOIS 60070
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

Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

Registrant has no voting or non-voting class common equity outstanding as of the date of this report.

INTRODUCTORY NOTE

Household Mortgage Funding Corporation III is the depositor (the "Depositor") under the Sale and Servicing Agreement dated as of July 3, 2002 (the "Sale and Servicing Agreement"), by and among the Depositor, Household Mortgage Loan Trust 2002-HC1 (the "Trust"), Household Finance Corporation, as Master Servicer (the "Master Servicer"), and JPMorgan Chase Bank, as Indenture Trustee (the "Trustee"). The Trust is the issuer of Closed-End Mortgage Loan Asset Backed Notes, Series 2002-HC1, Class A and Class M (the "Notes").

The Notes consist of two classes of notes. As of December 31, 2003, the outstanding principal balance of the Notes was approximately $489,521,631 and the receivables held by the Trust had an aggregate outstanding principal balance of approximately $594,676,629. No reserve account is held for the benefit of the Noteholders. The Master Servicer has prepared this Form 10-K on behalf of the Registrant in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

PART I

Item 1. Business.

Not Applicable.

Item 2. Properties.

Not Applicable.

Item 3. Legal Proceedings.

The Master Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Depositor or the Master Servicer with respect to the Notes or the Registrant's property.

Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Notes (the "Noteholders") was solicited for any purpose during the year ended December 31, 2003 .

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

To the best knowledge of the Master Servicer, there is no established public trading market for the Notes. As of March 25, 2004, there were less than 300 holders of record of each Class of Notes.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9a. Controls and Procedures. Not Applicable.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Not Applicable.

Item 11. Executive Compensation.

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A Notes or Class M Notes; (ii) the principal amount of Notes owned by each, if known, and (iii) the percent that the principal amount of Notes owned represents of the outstanding principal amount of the Class A Notes and Class M Notes. The information set forth in the table is based upon information obtained by the Master Servicer from the Trustee and from The Depository Trust Company as of February 24, 2004. The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent

Series 2002-HC1 Class A Noteholders

State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive No. Quincy, MA 02171	$254,956	28.56%
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$200,505	22.46%
Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$131,920	14.78%
The Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$102,300	11.46
The Bank of New York One Wall Street New York, NY 10286	$73,500	8.23%
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$62,600	7.01%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent

Series 2002-HC1 Class M Noteholders

State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive No. Quincy, MA 02171	$64,506	40.77%
The Bank of New York One Wall Street New York, NY 10286	$35,000	22.12%
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$20,000	12.64%
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$18,950	11.98%
Mellon Trust of New England, National Association 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$18,390	11.62%

Item 13. Certain Relationships and Related Transactions.

None or Not Applicable.

Item 14. Principal Accountant Fees and Services.

Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) List the following documents filed as a part of the report:

(1) Financial Statements

Not Applicable.

(2) Financial Statement Schedules

Not Applicable.

(3) The Master Servicer is obligated to prepare an Annual Statement to Noteholders for the year ended December 31, 2003, and Independent Public Accountants are required to prepare an annual servicing report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Sale and Servicing Agreement. Copies of said documents are filed as exhibits to this Form 10-K when they are available.

(b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2003:

Date of Reports	Items Covered
October 31, 2003 November 28, 2003 December 23, 2003	Item 7. Statement to Noteholders with respect to distributions made on October 20, 2003, November 20, 2003 and December 22, 2003.

(c) Exhibit 99(a)	Annual Statement to Noteholders for the year ended December 31, 2003.
Exhibit 99(b)	Independent Accountants' Report dated February 28, 2004.
Exhibit 99(c)	Annual Statement as to Compliance dated March 25, 2004.
(d) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Master Servicer has duly caused this report to be signed on behalf of the Household Mortgage Loan Trust 2002-HC1 by the undersigned, thereunto duly authorized.

HOUSEHOLD FINANCE CORPORATION, as Master Servicer of and on behalf of the HOUSEHOLD MORTGAGE LOAN TRUST 2002-HC1 (Registrant)

By: /s/ Steven H. Smith
Steven H. Smith Assistant Treasurer
Dated: March 25, 2004

Certification

I, Steven H. Smith, certify that:

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

Date: March 25, 2004

_/s/ Steven H. Smith __

Steven H. Smith

Assistant Treasurer

Exhibit Index

Exhibit No. Exhibit 99(a)	Exhibit Annual Statement to Noteholders for the year ended December 31, 2003.
Exhibit 99(b)	Independent Accountants' Report dated February 28, 2004.
Exhibit 99(c)	Annual Statement as to Compliance dated March 25, 2004.