Form 10-K
period 2004-12-31
HOUSEHOLD MORTGAGE LOAN TRUST 2002 HC1
filed 2005-03-30
CIK 1176972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File No. 333-89800-02

HOUSEHOLD MORTGAGE LOAN TRUST 2002-HC1
(Exact name of Registrant as specified in Department of the Treasury, Internal Revenue Service Form SS-4)

HSBC FINANCE CORPORATION
(Servicer of the Trust)
(Exact name as specified in Servicer's charter)

DELAWARE (State or other jurisdiction of incorporation of Servicer)	Not Applicable (I.R.S. Employer Identification Number of Registrant)

2700 Sanders Road, Prospect Heights, Illinois 60070 (Address of principal executive offices of Servicer) (847) 564-5000 Servicer's telephone number, including area code
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Closed-End Mortgage Loan Asset Backed Notes, Series 2002-HC1 Class A Notes Class M Notes	None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

Registrant has no voting or non-voting class common equity outstanding as of the date of this report.

INTRODUCTORY NOTE

Household Mortgage Funding Corporation III is the depositor (the "Depositor") under the Sale and Servicing Agreement dated as of July 3, 2002 (the "Sale and Servicing Agreement"), by and among the Depositor, Household Mortgage Loan Trust 2002-HC1 (the "Trust"), HSBC Finance Corporation, successor by merger to Household Finance Corporation, as Master Servicer (the "Master Servicer"), and JPMorgan Chase Bank, as Indenture Trustee (the "Trustee"). The Trust is the issuer of Closed-End Mortgage Loan Asset Backed Notes, Series 2002-HC1, Class A and Class M (the "Notes").

The Notes consist of two classes of notes. As of December 31, 2004, the outstanding principal balance of the Notes was approximately $226,394,318 and the receivables held by the Trust had an aggregate outstanding principal balance of approximately $346,988,007. No reserve account is held for the benefit of the Noteholders. The Master Servicer has prepared this Form 10-K on behalf of the Registrant in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

PART I

Item 1. Business.

Not Applicable.

Item 2. Properties.

Not Applicable.

Item 3. Legal Proceedings.

The Master Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Depositor or the Master Servicer with respect to the Notes or the Registrant's property.

Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Notes (the "Noteholders") was solicited for any purpose during the year ended December 31, 2004.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

To the best knowledge of the Master Servicer, there is no established public trading market for the Notes. As of March 24, 2005, there were less than 300 holders of record of each Class of Notes.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures. Not Applicable.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Not Applicable.

Item 11. Executive Compensation.

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A Notes or Class M Notes; (ii) the principal amount of Notes owned by each, if known, and (iii) the percent that the principal amount of Notes owned represents of the outstanding principal amount of the Class A Notes and Class M Notes. The information set forth in the table is based upon information obtained by the Master Servicer from the Trustee and from The Depository Trust Company as of March 9, 2005. The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent

Series 2002-HC1 Class A Noteholders

State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive No. Quincy, MA 02171	$293,441	32.87%
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$218,600	24.49%
Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$106,550	11.93%
The Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$104,400	11.69%
The Bank of New York One Wall Street New York, NY 10286	$101,700	11.39%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent

Series 2002-HC1 Class M Noteholders

State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive No. Quincy, MA 02171	$64,810	40.96%
The Bank of New York One Wall Street New York, NY 10286	$41,650	26.32%
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$20,000	12.64%
Mellon Trust of New England, National Association 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$24,340	15.38%

Item 13. Certain Relationships and Related Transactions.

Not Applicable.

Item 14. Principal Accountant Fees and Services.

Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements

Not Applicable.

(a) (2) Not Applicable.

(a) (3) The Master Servicer is obligated to prepare an Annual Statement to Noteholders for the year ended December 31, 2004, and Independent Public Accountants are required to prepare an annual servicing report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Sale and Servicing Agreement. Copies of said documents are filed as exhibits to this Form 10-K.

The exhibits required by Item 601 of Regulation S-K (Section 229.601):

Exhibit 99(a)	Annual Statement to Noteholders for the year ended December 31, 2004.

Exhibit 99(b)	Independent Accountants' Report dated March 1, 2005

Exhibit 99(c)	Annual Certificate as to Compliance dated March 1, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Master Servicer has duly caused this report to be signed on behalf of the Household Mortgage Loan Trust 2002-HC1 by the undersigned, thereunto duly authorized.

HSBC FINANCE CORPORATION, as Master Servicer of and on behalf of the HOUSEHOLD MORTGAGE LOAN TRUST 2002-HC1 (Registrant)

By: /s/ Edgar D. Ancona
Edgar D. Ancona Senior Vice President - Treasurer
Dated: March 24, 2005

Certification

I, Edgar D. Ancona, certify that:

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

Date: March 24, 2005

_/s/ Edgar D. Ancona __

Edgar D. Ancona

Senior Vice-President - Treasurer

Exhibit Index

Exhibit No. Exhibit 99(a)	Exhibit Annual Statement to Noteholders for the year ended December 31, 2004.
Exhibit 99(b)	Independent Accountants' Report dated March 1, 2005.
Exhibit 99(c)	Annual Statement as to Compliance dated March 1, 2005.